Form 10-K
period 2015-12-31
GE Equipment Midticket LLC, Series 2013-1; CEF EQUIPMENT HOLDING LLC
filed 2016-03-25
CIK 1586294, 1180571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to ____________

Commission file number 333-187718-02

GE EQUIPMENT MIDTICKET LLC, SERIES 2013-1

(EXACT NAME OF ISSUING ENTITY)

Central Index Key Number of issuing entity: 0001586294

CEF EQUIPMENT HOLDING, L.L.C.
(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

Central Index Key Number of depositor: 0001180571

GE CAPITAL US HOLDINGS, INC. (as successor in interest to GENERAL ELECTRIC CAPITAL
CORPORATION)
(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

Central Index Key Number of sponsor: 0001660492

DELAWARE	20-5439580
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

201 MERRITT 7, NORWALK CONNECTICUT 06851

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

(A)         ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(B)         ITEM 11, EXECUTIVE COMPENSATION.

(C)         ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(D)         ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(E)         ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2013-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 16, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 3.2	Limited Liability Company Agreement of GE Equipment Funding, LLC, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 16, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(h) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.6	Limited Removal and Clean-Up Call Agreement, incorporated by reference to Exhibit 4(I) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.7	Series 2013-1A SUBI Supplement to Trust Agreement, incorporated by reference to Exhibit 99(a) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.8	Collateral Agency Supplement, incorporated by reference to Exhibit 99(b) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.9	Underwriting Agreement, incorporated by reference to Exhibit 1(a) to Form 8-K dated September 17, 2013 and filed by the Depositor on September 19, 2013.

Exhibit 99.1	Instrument of Resignation, Appointment and Acceptance of Administrator, incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.2	Assignment and Assumption of Intercreditor Agreement, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.3	Assignment of Receivables Sale Agreement, incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.4	Instrument of Resignation, Appointment and Acceptance of Servicer, incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GE Capital Global Holdings, LLC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to GE Capital Global Holdings, LLC.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of GE Capital Global Holdings, LLC.

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS

There are no legal proceedings pending (or known to be contemplated by governmental authorities) against any of GE Capital US Holdings, Inc. (the “Sponsor”), CEF Equipment Holding, L.L.C. (the “Depositor”), the Issuing Entity or the other parties described in Item 1117 of Regulation AB or to which any of their respective property is subject, that are material to the holders of the Notes.

Deutsche Bank Trust Company Americas (the “Indenture Trustee”), as indenture trustee, has provided the following information to the Depositor for inclusion in this Form 10-K: On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label residential mortgage backed securities (“RMBS”) trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC’s and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York (the “SDNY Action”) on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Indenture Trustee.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 1119 of Regulation AB has been previously reported and has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

GE Capital Global Holdings, LLC (as successor in interest to General Electric Company, which is successor by merger to General Electric Capital Corporation (formerly known as General Electric Capital LLC)) (“GE Capital Global”) (in its role as servicer) and Deutsche Bank Trust Company Americas (in its role as indenture trustee) (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

GE Capital Global (in its role as servicer) has been identified by the registrant as servicer with respect to the asset pool held by the Issuing Entity. GE Capital Global has completed a statement of compliance with applicable servicing criteria (the “Compliance Statement”), signed by an authorized officer of GE Capital Global. The Compliance Statement is attached as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE Equipment Midticket LLC, Series 2013-1
(by CEF Equipment Holding, L.L.C.)

Date:	March 24, 2016	By:	/s/ Thomas A. Davidson
			Name:	Thomas A. Davidson
			Title:	President and Chief Executive Officer and Senior Officer in charge of Securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Limited Liability Company Agreement of GE Equipment Midticket LLC, Series 2013-1, incorporated by reference to Exhibit 4(b) to Form 8-K dated September 16, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 3.2	Limited Liability Company Agreement of GE Equipment Funding, LLC, incorporated by reference to Exhibit 4(c) to Form 8-K dated September 16, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.1	Receivables Sale Agreement, incorporated by reference to Exhibit 4(d) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.2	Receivables Purchase and Sale Agreement, incorporated by reference to Exhibit 4(e) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.3	Servicing Agreement, incorporated by reference to Exhibit 4(f) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.4	Indenture, incorporated by reference to Exhibit 4(g) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.5	Administration Agreement, incorporated by reference to Exhibit 4(h) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.6	Limited Removal and Clean-Up Call Agreement incorporated by reference to Exhibit 4(I) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.7	Series 2013-1A SUBI Supplement to Trust Agreement, incorporated by reference to Exhibit 99(a) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.8	Collateral Agency Supplement, incorporated by reference to Exhibit 99(b) to Form 8-K dated September 25, 2013 and filed by the Depositor on September 25, 2013.

Exhibit 4.9	Underwriting Agreement, incorporated by reference to Exhibit 1(a) to Form 8-K dated September 17, 2013 and filed by the Depositor on September 19, 2013.

Exhibit 99.1	Instrument of Resignation, Appointment and Acceptance of Administrator, incorporated by reference to Exhibit 4.1 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.2	Assignment and Assumption of Intercreditor Agreement, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.3	Assignment of Receivables Sale Agreement, incorporated by reference to Exhibit 4.3 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 99.4	Instrument of Resignation, Appointment and Acceptance of Servicer, incorporated by reference to Exhibit 4.4 to Form 8-K dated December 7, 2015 and filed by the Depositor on December 7, 2015.

Exhibit 31.1	Certification of officer of the Depositor.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GE Capital Global Holdings, LLC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report of KPMG LLP, with respect to GE Capital Global Holdings, LLC.

Exhibit 34.2	Attestation Report of KPMG LLP, with respect to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of GE Capital Global Holdings, LLC.